Form 10-Q
period 1999-06-30
INTERACTIVE PICTURES CORP
filed 1999-09-16
CIK 1061384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended JUNE 30, 1999 Commission File No. 000-26893

                        INTERACTIVE PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)

           TENNESSEE                                    62-1275544
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                            1009 COMMERCE PARK DRIVE
                           OAK RIDGE, TENNESSEE 37830
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (423) 482-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

12,505,394 shares of $0.001 par value common stock outstanding as of July 31,
1999

                                  Page 1 of 27
                            Exhibit Index on Page 27

                        INTERACTIVE PICTURES CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999
                                      INDEX

PART I--FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements.......................................................   3-10

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..................................................................  10-24

PART II--OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................................................  24-25

         Item 2.  Changes in Securities and Use of Proceeds...............................................     25

         Item 3.  Defaults Upon Senior Securities.........................................................     25

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................     25

         Item 5.  Other Information.......................................................................     25

         Item 6.  Exhibits and Reports on Form 8-K........................................................     25

Signatures................................................................................................     26

Exhibit Index.............................................................................................     27

PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        INTERACTIVE PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,      June 30,
                                                                                                      1998            1999
                                                                                                   ------------    ------------
                                                                                                     (audited)      (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                                          $  1,063,618    $  1,812,466
Securities available-for-sale                                                                                --      15,296,470

Accounts receivable, less allowance for doubtful accounts of $170,000
 at December 31, 1998 and $232,624 at June 30, 1999 (unaudited)                                         842,585       1,554,420
Inventory, less reserve for obsolescence of $100,000 at December 31, 1998
and $110,000 at June 30, 1999 (unaudited)                                                               328,161         952,555
Prepaid expenses and other current assets                                                               305,030         447,086
                                                                                                   ------------    ------------
          Total current                                                                               2,539,394      20,062,997
                                                                                                   ------------    ------------
Property and equipment, net                                                                           1,352,542       1,614,733
Other assets                                                                                             96,858          46,854
                                                                                                   ------------    ------------
          Total assets                                                                             $  3,988,794    $ 21,724,584
                                                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Convertible debenture                                                                              $  1,000,000    $         --
Accounts payable                                                                                        400,762         461,148

Accrued expenses                                                                                      1,656,214       2,011,341
Deferred revenue                                                                                        117,681         213,019
                                                                                                   ------------    ------------
          Total current liabilities                                                                   3,174,657       2,685,508
                                                                                                   ------------    ------------
Long-term portion of promissory note                                                                     21,334          17,334
Commitments and contingencies (Note 5)

Series D redeemable convertible preferred stock; $.001 par value; 389,416 Shares designated, issued and outstanding at June 30, 1999 (unaudited);
   ($3,000,000 aggregate liquidation value at June 30, 1999 (unaudited)                                      --       3,000,000
Redeemable common stock; $.001 par value; 105,142 shares designated,
   Issued and outstanding at June 30, 1999 (unaudited)                                                       --         810,000

Shareholders' equity:
Convertible preferred stocks:

   Series A $0.001 par value; 1,644,817 shares authorized, issued and outstanding at December 31, 1998 and June 30, 1999 (unaudited) ($6,577,526
      aggregate liquidation value at December 31, 1998 and June 30, 1999 (unaudited)                      1,645           1,645
   Series B $0.001 par value; 674,279 and 526,340 shares authorized at December
      31, 1998 and June 30, 1999, respectively; 526,340 shares issued and outstanding at December 31, 1998 and June 30, 1999 (unaudited);
      (43,126,249 aggregate liquidation value at December 31, 1998 and June 30, 1999 (unaudited)            526             526
   Series C $0.001 par value; 4,482,705 and 3,151,715 shares authorized at
      December 31, 1998 and June 30, 1999, respectively; 2,357,058 and 2,531,592 shares issued and outstanding at December 31, 1998 and June 30, 1999
      (unaudited), respectively ($13,999,990 and $15,036,656 aggregate liquidation value at December 31, 1998 and June 30, 1999 (unaudited),
      respectively)                                                                                       2,357           2,532
   Series D $0.001 par value; 3,725,803 authorized; 3,115,328 shares issued And
      outstanding at June 30, 1999 ($24,000,000 aggregate liquidation value (unaudited))                     --           3,115

Common stock, $0.001 par value; 17,004,500 and 34,009,000 shares authorized at
   December 31, 1998 and June 30, 1999, respectively; 4,101,805 and 4,192,759 shares issued and outstanding at December 31, 1998 and June 30, 1999
    (unaudited), respectively                                                                             4,102           4,193
Additional paid-in capital                                                                           24,808,178      49,094,065
Deferred stock compensation                                                                                  --        (931,219)
Accumulated deficit                                                                                 (24,024,005)    (32,963,115)
                                                                                                   ------------    ------------
          Total shareholders' equity                                                                    792,803      15,211,742
                                                                                                   ------------    ------------
          Total liabilities and shareholders' equity                                               $  3,988,794    $ 21,724,584
                                                                                                   ============    ============

See accompanying notes to the unaudited consolidated financial statements

                        INTERACTIVE PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended               Six months ended
                                                             June 30                        June 30
                                                   --------------------------    ---------------------------
                                                       1998           1999           1998            1999
                                                   -----------    -----------    -----------    ------------
                                                           (unaudited)                    (unaudited)
Revenues:
Products                                           $   759,321    $ 1,776,752    $ 1,078,815    $  3,005,373
Services                                                28,393             --        126,093              --
                                                   -----------    -----------    -----------    ------------
                                                       787,714      1,776,752      1,204,908       3,005,373
                                                   -----------    -----------    -----------    ------------
Cost of revenues:
Products                                               119,029        899,403        191,279       1,486,214
Services                                                25,643             --         57,293              --
                                                   -----------    -----------    -----------    ------------
                                                       144,672        899,403        248,572       1,486,214
                                                   -----------    -----------    -----------    ------------
Gross profit                                           643,042        877,349        956,336       1,519,159
                                                   -----------    -----------    -----------    ------------

Operating expenses:
Sales and marketing                                  1,837,414      3,808,310      3,387,260       6,619,905
Research and development                               655,287        910,966      1,148,357       1,647,115
General and administrative                             845,011      1,564,040      1,731,703       2,392,423
Compensation expense                                        --         84,656             --          84,656
                                                   -----------    -----------    -----------    ------------
Total operating expenses                             3,337,712      6,367,972      6,267,320      10,744,099
                                                   -----------    -----------    -----------    ------------
Interest income                                        134,895        267,769        158,009         298,376
Interest expense
                                                       (60,000)            --       (120,001)        (11,667)
Other income (expense), net                                 --         (3,802)            --            (879)
                                                   -----------    -----------    -----------    ------------
Net loss                                           $(2,619,775)   $(5,226,656)   $(5,272,976)   $ (8,939,110)
                                                   ===========    ===========    ===========    ============

Basic and diluted loss per common share (Note 4)   $     (0.62)   $     (1.22)   $     (1.00)   $      (2.12)




See accompanying notes to the unaudited consolidated financial statements

                        INTERACTIVE PICTURES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Six months ended
                                                                                     June 30, 1999
                                                                              ----------------------------
                                                                                  1998            1999
                                                                              ------------    ------------
                                                                                      (unaudited)
Cash flows from operating activities:
Net loss                                                                      $ (5,272,976)   $ (8,939,110)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                     89,921         154,000
   Compensation expense related to issuance of common stock                             --          84,656
   Expense related to issuance of warrants                                              --          25,644
   Provision for doubtful accounts receivable                                      (20,000)         62,624
   Gain on disposal of fixed assets                                                     --          (6,098)
   Accretion of available-for-sale securities discounts                            (89,179)       (211,652)
   Provision for inventory obsolescence                                                 --          10,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                           76,473        (774,459)
      Inventory                                                                   (250,224)       (634,394)
      Prepaid expenses                                                            (167,963)        (27,845)
      Other assets                                                                 150,210         (64,208)
      Accounts payable                                                             395,089          60,386
      Accrued expenses                                                             650,322        (590,068)
      Deferred revenue                                                             (28,764)         95,338
                                                                              ------------    ------------
         Net cash used in operating activities                                  (4,467,091)    (10,755,186)
                                                                              ------------    ------------
Cash flows from investing activities:
Purchases of furniture and equipment                                              (361,408)       (452,034)
Purchases of available-for-sale securities                                      (7,831,124)    (19,584,818)
Maturities of available-for-sale securities                                      2,000,000       4,500,000
Proceeds from disposal of equipment                                                     --          41,941
                                                                              ------------    ------------
         Net cash provided by investing activities                              (6,192,532)    (15,494,911)
                                                                              ------------    ------------
Cash flows from financing activities:
Net proceeds from issuance of common stock                                              --         126,674
Net proceeds from issuance of preferred stock                                   10,376,757      26,876,271
Repayments of promissory note                                                       (3,334)         (4,000)
                                                                              ------------    ------------
         Net cash provided by financing activities                              10,373,423      26,998,945
                                                                              ------------    ------------
Net increase (decrease) in cash and cash equivalents                              (286,200)        748,848
Cash and cash equivalents, beginning of period                                   1,825,744       1,063,618
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                      $  1,539,544    $  1,812,466
                                                                              ============    ============

No income taxes or interest payments were made in either period presented.

Noncash investing and financing activities:
During March 1999, a $1,000,000 convertible debenture and accrued interest was converted into 174,535 shares of Series C preferred stock.

Also during March 1999, the Company issued 105,142 shares of redeemable common stock for a portion of the placement fee in connection with the issuance of Series D preferred stock.


See accompanying notes to the unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Interactive Pictures Corporation and its wholly-owned subsidiary, Interactive Pictures UK Limited. The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1998. The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of June 30, 1999, and the results of its operations and its cash flows for the three month periods and six month periods ended June 30, 1998 and 1999. All such adjustments are of a normal recurring nature.

2.       RESULTS OF OPERATIONS

The results of operations for the three month periods and six month periods ended June 30, 1998 and 1999, are not necessarily indicative of the results to be expected for the respective full years.

3.       EQUITY AND RELATED TRANSACTIONS

In April and May of 1999, the Company issued options to employees and directors to purchase 795,130 shares of common stock at $7.70 per share. The Company recorded deferred stock compensation totaling approximately $1,034,000 during these time periods, which represents the difference between the deemed fair market value of the Company's common stock for accounting purposes and the exercise price of the options at the date of grant. The deferred stock compensation has been presented as a reduction of shareholders' equity and will be amortized over the three-year vesting period of the options.

4.       LOSS PER SHARE

NET LOSS PER SHARE. The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company's preferred stock and convertible debenture.

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30,                     JUNE 30,
                                   --------------------------    --------------------------
                                       1998          1999           1998           1999
                                   -----------    -----------    -----------    -----------
         NUMERATOR:
         Net loss                  $(2,619,775)   $(5,226,656)   $(5,272,976)   $(8,939,110)
         DENOMINATOR:
         Weighted average shares     4,241,781      4,297,901      5,264,173      4,217,177
         NET LOSS PER SHARE:
         Basic and diluted         $     (0.62)   $     (1.22)   $     (1.00)   $     (2.12)

5.       COMMITMENTS AND CONTINGENCIES

In October 1998, a lawsuit was filed against the Company. This lawsuit alleged that the Company breached a duty of confidence, made misrepresentations and misappropriated trade secrets. The Company removed this action to arbitration and cross-claimed alleging various affirmative claims. The court dismissed the lawsuit in May 1999, upon motion of the plaintiffs. However, arbitration is expected to take place in the fall of 1999. In May 1999, one of the original plaintiffs filed a second lawsuit against the Company alleging patent infringement. Management believes that the claims are without merit and intends to vigorously defend against such claims. Since the plaintiffs have not specified in their lawsuit the amount of damages they seek, an estimate of the ultimate liability of the Company cannot be made. If the Company does not effectively defend against the claims, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.

6.       SEGMENTS

The Company has two reportable segments: 1) IPIX products, and 2) research and development services for others. The accounting policies of the segments are the same as those of the Company. The Company evaluates the performance of its segments and allocates resources to them based solely on evaluation of gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them. Management believes the Company's future growth will occur in the IPIX products segment.

                                                       RESEARCH AND
                                                       DEVELOPMENT
                                            IPIX         SERVICES
                                          PRODUCTS      FOR OTHERS       TOTAL

         Three months ended June 30,

         1998
         Revenues                        $  759,321     $ 28,393     $  787,714
         Gross profit                       640,292        2,750        643,042

         1999
         Revenues                         1,776,752           --      1,776,752
         Gross profit                       877,349           --        877,349

         SIX MONTHS ENDED JUNE 30,

         1998
         Revenues                         1,078,815      126,093      1,204,908
         Gross profit                       887,536       68,800        956,336

         1999
         Revenues                         3,005,373           --      3,005,373
         Gross profit                     1,519,159           --      1,519,159


7.       EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for the years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company will adopt the provisions of SOP 98-1 in its fiscal year ending December 31, 1999, and does not expect such adoption to have a material effect on the Company's reported results of operations, financial position or cash flows.

In March 1998, AICPA issued Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2, Software Revenue Recognition. Different informal and nonauthoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued SOP 98-9 in December 1998, which is effective for periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this standard is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

8. INCOME TAXES

Internal Revenue Code Section 382 stipulates an annual limitation on the amount of Federal and State net operating losses incurred prior to a change in ownership which can be utilized to offset the Company's future taxable income. An ownership change occurred as a result of the consummation of the initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As a leader in interactive photography and immersive imaging for the Internet, our IPIX images allow viewers to Step Inside the Picture. Our patented technology changes the way people create and view images, immersing them in a 360(Degree) by 360(Degree) spherical environment. IPIX images capture the world as we see it, providing a complete field of view -- from ground to sky, floor to ceiling, horizon to horizon. Viewers can easily navigate the image on a personal computer screen by moving a cursor inside the image.

We were founded in 1986 at the Oak Ridge National Laboratory in Tennessee to develop remote robotic systems for the United States Department of Defense, the Department of Energy, NASA and others. Our efforts in this field led us to the invention of technology which removes the distortion inherent in fisheye photographic images and corrects the viewing perspective. We obtained a patent for this technology in 1991 and continued to improve upon it through special projects for third parties. In 1994, Motorola, Inc. provided equity capital which permitted us to further refine our technology. In 1996, Motorola and Discovery Communications, Inc. provided additional equity capital to enable us to explore potential commercial application of our technology. James M. Phillips, our chairman and chief executive officer, joined us in the spring of 1997 to commence commercialization of our technology. Over the next two years, we obtained additional equity capital, which we used to build an experienced management team to implement our business model. Since the latter part of 1998, we have continued to seek new commercial applications for our products by positioning ourselves to take advantage of the acceleration in the availability of digital cameras and significant growth in the popularity of the Internet. We have targeted the following domestic and international commercial markets: real estate, travel and hospitality, electronic publishing, corporate and e-commerce and education and entertainment. We have also entered into strategic relationships with digital camera manufacturers Kodak, Nikon and Olympus and received favorable outcomes in legal proceedings relating to our patents.

Product revenues are generated by the sale of IPIX keys, IPIX kits and studio work and the license of archived IPIX images. These revenues are recognized upon the shipment or delivery of products to our customers. Service revenues historically were generated by research and development projects, although we have de-emphasized this business and are currently not engaged in any of these projects. We intend to focus our initial efforts on establishing an installed base of IPIX kits as well as building brand recognition through our studio work. We intend to leverage this installed base to sell IPIX keys and generate recurring revenue. For the six months ended June 30, 1999, we sold 60,273 keys compared to 40,902 keys in all of 1998. We continue to examine and refine our business model and commercial applications to reflect a constantly changing business environment which includes improving digital cameras, growing use of the Internet and new product offerings by our competitors.

We sell our IPIX keys at different prices based on the potential number of viewers, useful life and utility of the IPIX image. For example, an IPIX image that is likely to be viewed by a large audience, has a lengthy useful life and contributes significantly to the overall experience, commands a higher price. In addition, we can further refine our IPIX key pricing through several modifications. IPIX keys can be modified so that the IPIX image may be displayed only in a particular file format or resolution, may be incorporated into multimedia presentations, has a limited creation and viewing lifetime and may be posted to a specific web site or distributed by e-mail. For example, an IPIX key that creates a high resolution IPIX image to be utilized on a widely-viewed CD-ROM encyclopedia with an unlimited life will command a higher price than an IPIX key that creates an IPIX image to be posted on a used-auto web site, where the IPIX image's lifetime is limited and will be viewed only by a select and small audience. We will continue to examine our pricing strategy for IPIX keys to meet current and changing market conditions.

International sales accounted for 36% of our total revenues for the quarter ended June 30, 1998 and 20% for the quarter ended June 30, 1999. We anticipate that international sales may continue to account for a significant portion of our revenue in the future. As a result, changes in the values of foreign currencies relative to the value of the U.S. dollar could render our products comparatively more expensive. Although we have not been negatively impacted in the past by foreign currency changes, these conditions could negatively impact our international sales in future periods.

In the second half of 1998, we introduced digital camera kits, which resulted in an increase in our relative cost of revenues. In addition, we made a significant investment to expand our marketing, distribution and brand awareness in 1998. Our distribution system includes a direct sales force, a telemarketing group and an online order fulfillment system. Research and development expenses have also increased as we continue to enhance our existing products and develop future applications of our technology, such as our IPIX Webcam and steerable video product offering, V360. We expect these investments and costs to continue as we develop additional product offerings and explore new commercial applications.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.

                                                THREE MONTHS            SIX MONTHS
                                               ENDED JUNE 30,          ENDED JUNE 30,
                                             ------------------      ------------------
                                              1998        1999        1998        1999
                                             ------      ------      ------      ------
Revenues
  Product                                      96.4%      100.0%       89.5%      100.0%
  Service                                       3.6          --        10.5          --
                                             ------      ------      ------      ------
Cost of revenues .                            100.0       100.0       100.0       100.0
Product                                        15.1        50.6        15.9        49.4
Service                                         3.3          --         4.7          --
                                             ------      ------      ------      ------
                                               18.4        50.6        20.6        49.4
                                             ------      ------      ------      ------
Operating expenses
  Sales and marketing                         233.2       214.3       281.1       220.3
  Research and development                     83.2        51.3        95.3        54.8
  General and administrative                  107.3        88.0       143.7        79.6
  Compensation expense                           --         4.8          --         2.8
                                             ------      ------      ------      ------
         Total operating expenses             423.7       358.4       520.1       357.5
                                             ------      ------      ------      ------
Interest and other income (expense), net        9.5        14.8         3.1         9.5
                                             ------      ------      ------      ------
         Net loss                            (332.6)     (294.2)%    (437.6)%    (297.4)%
                                             ======      ======      ======      ======


QUARTER ENDED JUNE 30, 1999 COMPARED TO THE QUARTER ENDED JUNE 30, 1998

Revenues. Total revenues increased to $1,777,000 in the second quarter of 1999, compared to $788,000 in the second quarter of 1998, an increase of $989,000, or 125.5%. Product revenues increased to $1,777,000 from $759,000, an increase of $1,018,000. This increase was due primarily to an increase in sales of IPIX keys and IPIX kits to customers in the corporate and e-commerce and real estate markets and, to a lesser extent, an increase in international sales. We sold 33,605 IPIX keys in the second quarter of 1999, compared to 13,507 keys in the second quarter of 1998, an increase of 20,098 keys. We did not have service revenues in the second quarter of 1999, compared to $28,000 in the second quarter of 1998. We have de-emphasized our services business and are not currently performing any research and development projects for others.

Cost of Revenues. Cost of product revenues consists primarily of the costs of the studio and the digital camera and related hardware included in our IPIX kits. Cost of product revenues increased to $899,000 in the second quarter of 1999, compared to $119,000 in the second quarter of 1998, an increase of $780,000. Cost of product revenues as a percentage of product revenues increased from 15.7% in the second quarter of 1998 to 50.6% in the second quarter of 1999. This increase was due primarily to the costs of the digital camera and related hardware included in our kits which were not available in the first half of 1998. Cost of service revenues consists primarily of labor costs. In the second quarter of 1998, cost of service revenues was $26,000, or 90.3% of service revenues. We did not incur any cost of service revenues in the second quarter of 1999.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions paid to our direct sales, marketing and telemarketing groups, expenses relating to advertising and public relations and studio expenses incurred for production of demonstration products. Sales and marketing expenses increased to $3,808,000 in the second quarter of 1999, compared to $1,837,000 in the second quarter of 1998, an increase of $1,971,000, or 107.3%. This increase was due primarily to a significant increase in our sales force and advertising and marketing expenses to build brand awareness.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to the ongoing support of existing product lines and development costs associated with future product introductions. Research and development expenses increased to $911,000 in the second quarter of 1999, compared to $655,000 in the second quarter of 1998, an increase of $256,000, or 39.1%. This increase was due primarily to increased staffing and associated costs in our research and development department.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs of the executive, finance and human resource departments and outside professional service fees. General and administrative expenses increased to $1,564,000 in the second quarter of 1999, compared to $845,000 in the second quarter of 1998, an increase of $719,000, or 85.1%. This increase was due primarily to personnel and related costs associated with the expansion of the management team.

Compensation Expense. Deferred stock compensation of $1,034,000 was recorded in the second quarter of 1999 for 795,130 options for common stock we issued to our employees and directors. This charge represents the difference between the deemed fair market value of our common stock for accounting purposes and the exercise price of the options at the date of grant.

Interest and Other Income (Expense). Interest and other income (expense) consists primarily of interest earned on our investments of cash, net of interest paid on borrowed funds. Net interest and other income increased to $264,000 in the second quarter of 1999, compared to $75,000 in the second quarter of 1998, an increase of $189,000. This change was due primarily to increased earnings on our cash investments and the repayment of our indebtedness.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Revenues. Total revenues increased to $3,005,000 in the first half of 1999, compared to $1,205,000 in the first half of 1998, an increase of $1,800,000, or 149.4%. Product revenues increased to $3,005,000 from $1,079,000, an increase of $1,926,000. This increase was due primarily to an increase in sales of IPIX keys and IPIX kits to customers in the corporate and e-commerce and real estate markets and, to a lesser extent, an increase in international sales. We sold 60,273 IPIX keys in the first half of 1999, compared to 16,828 keys in the first half of 1998, an increase of 43,445 keys. We did not have service revenues in the first half of 1999, compared to $126,000 in the first half of 1998.

Cost of Revenues. Cost of product revenues increased to $1,486,000 in the six months ended June 30, 1999, compared to $191,000 in the six months ended June 30, 1998, an increase of $1,295,000. Cost of product revenues as a percentage of product revenues increased from 17.7% in the first half of 1998 to 49.5% in the first half of 1999. This increase was due primarily to the costs of the digital camera and related hardware included in our kits which were not available in the first half of 1998. In the first half of 1998, cost of service revenues was $57,000, or 45.4% of service revenues. We did not incur any cost of service revenues in the six months ended June 30, 1999.

Sales and Marketing. Sales and marketing expenses increased to $6,620,000 in the first half of 1999, compared to $3,387,000 in the first half of 1998, an increase of $3,233,000, or 95.5%. This increase was due primarily to a significant increase in our sales force and advertising and marketing expenses to build brand awareness.

Research and Development. Research and development expenses increased to $1,647,000 in the first half of 1999, compared to $1,148,000 in the first half of 1998, an increase of $499,000, or 43.5%. This increase was due primarily to increased staffing and associated costs in our research and development department.

General and Administrative Expenses. General and administrative expenses increased to $2,392,000 in the first half of 1999, compared to $1,732,000 in the first half of 1998, an increase of $660,000, or 38.1%. This increase was due primarily to personnel and related costs associated with the expansion of the management team.

Compensation Expense. Deferred stock compensation of $1,034,000 was recorded in the second quarter of 1999 for 795,130 options for common stock we issued to our employees and directors. This charge represents the difference between the deemed fair market value of our common stock for accounting purposes and the exercise price of the options at the date of grant.

Interest and Other Income (Expense). Net interest and other income increased to $286,000 in the first half of 1999, compared to $38,000 in the first half of 1998, a change of $248,000. This change was due primarily to increased earnings on our cash investments and a reduction in the amount of our indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the private placements of capital stock and a convertible debenture. In the first quarter of 1999, we raised $27,000,000 through the sale of our Series D preferred stock. At June 30, 1999, we had $1,812,000 of cash and cash equivalents and $15,296,000 in securities available-for-sale. In August 1999, we raised net proceeds of approximately $63.2 million from our initial public offering of our common stock.

Net cash used in operating activities was $4,467,000 for the six months ended June 30, 1998 and $10,755,000 for the six months ended June 30, 1999. Net cash used for operating activities in each of these periods was primarily a result of net losses.

Net cash used in investment activities was $6,193,000 for the six months ended June 30, 1998 and $15,495,000 for the six months ended June 30, 1999. Net cash used in investing activities was related to the acquisition of computer software and hardware and other equipment, the purchase of short-term investments and the maturity of acquired investment securities.

Net cash provided by financing activities was $10,373,000 for the six months ended June 30, 1998 and $26,999,000 for the six months ended June 30, 1999. The net cash provided by financing activities for these periods was due primarily to the sale of shares of our common and preferred stock.

The Conduct Rules of the National Association of Securities Dealers, Inc. will require us to repurchase an aggregate of 484,367 shares of our common stock as soon as practicable following the consummation of the initial public offering of our common stock for an aggregate repurchase price of $3,730,000. This repurchase commitment will be funded by our existing cash and has been placed in a segregated account designated for this purpose. We expect this repurchase transaction to be completed prior to September 30, 1999.

Although we have no material commitments for expenditures except the stock purchase transaction described above, we anticipate an increase in the rate of capital expenditures and other expenses consistent with our anticipated growth in personnel, operations and marketing activities. We anticipate utilizing a portion of the net proceeds of our common stock offering to expand our sales and marketing activities and enhance our research and development through the next twelve months. We also may use cash to acquire or license technology, products or businesses related to our current activities. We anticipate that our operating expenses will continue to grow as we make investments in our sales and marketing and distribution capabilities and that our operating expenses will be a material use of our cash resources for the foreseeable future.

We believe that the net proceeds from our recently completed initial public offering of our common stock, together with existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After these twelve months, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing or from other sources. There can be no assurance that this capital will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 READINESS, COSTS OF COMPLIANCE AND EFFECT ON OPERATIONS

We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value of 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize year 2000 information could generate erroneous data or fail.

State of Readiness

We have completed our year 2000 compliance assessment plan. Our compliance assessment plan included testing all of our information and non-information technology as well as our internally developed studio and operation systems. Based on our testing and assessment, we believe that our information and non-information technology, as well as internally developed systems, are year 2000 compliant.

In addition, we are in the process of seeking verification from our key suppliers and distributors that they are year 2000 compliant or, if they are not presently compliant, to provide a description of their remedial plans. We have obtained information from various third-party providers regarding the year 2000 readiness of their systems and we are continuing to review this information.

Costs

Our cost of upgrading our systems to become year 2000 compliant was approximately $40,000.

Risks

If we fail to solve a year 2000 compliance problem with one of our systems the result could be a failure or interruption of normal business operations. Although we believe that the potential for significant interruptions to normal operations should be minimal due to the relative newness of our systems, our business is exposed to risks associated with the year 2000 problem.

Our primary risks of year 2000 failures are those related to external service providers including telecommunications, electrical power and Internet commerce systems that we rely upon daily. The most reasonably likely worst-case scenario is a failure related to one or several of our external service providers referenced above. A failure could cause any of the following:

- protracted interruption of electrical power to our operations and Internet host servers which could materially and adversely impact our ability to enable online transactions and other services;

- significant or widespread failure of software products and services provided to us by third parties; or

- significant or widespread failure of third party computer systems with which our systems interface.

Contingency Plans

We have not established a contingency plan to mitigate the risks associated with any inaccuracies to our year 2000 assessment. Although we have found no material year 2000 problems with our internal systems, and despite our expectation that year 2000 compliance efforts will result in year 2000 compliant services, there can be no assurance that our compliance efforts will be successful. Further, there is no assurance that the various telecommunications and power delivery systems we rely upon will be year 2000 compliant or that any contingency plans they have made will be successful. A failure of any of these systems would have a material adverse effect on our business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for the years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company will adopt the provisions of SOP 98-1 in its fiscal year ending December 31, 1999, and does not expect such adoption to have a material effect on the Company's reported results of operations, financial position or cash flows.

In March 1998, AICPA issued Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. SOP 98-4 defers for one year the application of certain provisions of Statement of Position 97-2, Software Revenue Recognition. Different informal and nonauthoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued SOP 98-9 in December 1998, which is effective for periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this standard is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

ADDITIONAL FACTORS AFFECTING OUR FUTURE RESULTS

WE HAVE INCURRED SUBSTANTIAL LOSSES AND OUR EXPENSES CONTINUE TO INCREASE, AND THUS WE MAY NEVER BECOME PROFITABLE

We expect our operating losses and negative cash flow to continue. Although our revenues have increased over the past two years, we may not be able to sustain future revenue growth. In addition, our expenses continue to increase as we expand our sales and marketing efforts, increase the number of our employees and invest in product development. We cannot assure you that our revenues will ever exceed expenses or that we will become profitable. We have incurred net losses and experienced negative cash flow every quarter since we began doing business. As of June 30, 1999, we had an accumulated deficit of $33.0 million.

OUR QUARTERLY RESULTS MAY FLUCTUATE AND COULD FALL BELOW EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, RESULTING IN A DECLINE IN OUR STOCK PRICE

Our quarterly and yearly results have varied widely in the past, and we believe that our quarterly operating results could vary significantly in the future. For this reason, quarter-to-quarter comparisons should not be relied upon as indications of future performance. It is likely that in some future periods our operating results may fall below the expectations of securities analysts and investors, which could cause the trading price of our common stock to fall. Among the factors that may influence our operating results are:

          - the introduction of new or enhanced products and services or changes in pricing policies by us or our competitors;

          - the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

          - incurrence of costs relating to any potential future acquisitions; and

          - economic conditions specific to the Internet or all or a portion of the technology sector.

If we are unsuccessful in introducing new or enhanced products, responding to competitors or controlling our expenses, our revenues may not exceed our expenses. As a result, our operating results may fall below the expectations of securities analysts and investors, resulting in a decrease in our stock price.

OUR FUTURE SUCCESS DEPENDS UPON THE WIDESPREAD USE OF DIGITAL CAMERAS AND FISHEYE LENSES

Our future success is dependent upon the prevalent use of digital photography and fisheye lenses. Generally, digital cameras are more expensive than film cameras, and digital imaging does not offer the same clarity and pixel resolution that film-based photographs offer. Although the cost of digital cameras is declining and picture quality is improving, there can be no assurance that digital photography will be as widely accepted as film-based photography. If the use of digital cameras does not increase, we may not realize growth in the sale of our products and services.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND THESE RIGHTS MAY BE CHALLENGED BY OTHERS, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND INVALIDATION OF OUR INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to protect our intellectual property rights. Our success is heavily dependent upon our ability to enforce and protect these rights, and we cannot assure you that we will be successful in protecting these rights. Also, our patents or trademarks may be challenged and invalidated or circumvented. We have been involved in litigation relating to the protection of our intellectual property rights and could be involved in future litigation as third parties develop products that we believe infringe on our patent and other intellectual property rights. We are presently involved in litigation in which our rights to our technology have been challenged. A determination against us in this lawsuit could have a material adverse effect on our business. Also, we cannot assure you that any claims and issued patents or pending patent applications will be of sufficient scope or strength. Further, we cannot assure you that any claims, patents or patent applications will be issued in all countries where our products can be sold or where our technologies can be licensed to provide meaningful protection against any commercial damage to us. In particular, we are exposed to patent infringement in foreign markets because our patents are protected under United States patent laws that may not extend to foreign uses.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our processes and devices that we regard as proprietary. A party who is able to copy or gain unauthorized use of our processes and devices could misappropriate proprietary information or circumvent the use of IPIX keys. We have experienced attempts to misappropriate our technology, and we expect that those attempts may continue. We may be required to expend significant capital and resources to prevent any further attempts. Policing unauthorized use of our proprietary information is difficult, and we cannot assure you that the steps we take will prevent misappropriation of our technologies. If we are unable to protect our intellectual property rights, we could face increased competition in the market for our products and technologies. Any increased competition could negatively affect our sales and ability to expand our business.

A SIGNIFICANT AMOUNT OF OUR SALES COMES FROM A FEW COMMERCIAL MARKETS

Currently, a significant portion of our revenues is derived from businesses in the real estate and corporate and e-commerce commercial markets. Customers from these markets represented 62% of our total revenues for 1998 and 76% of our total revenues for the first half of 1999. In addition, 13% of our total revenues for 1998 were derived from sales of products to Sumitomo Corporation, our Japanese distributor. Our inability to continue to sell our products to customers in these commercial markets could result in a significant reduction in our total revenues and negatively affect our ability to become profitable. The volume of products that we sell to customers within these and other commercial markets is likely to vary from year to year.

IF OUR PRODUCTS AND OUR NEW PRODUCTS ARE NOT ACCEPTED BY THE BUSINESS AND CONSUMER MARKETS, OUR FUTURE GROWTH WOULD BE LIMITED

We currently sell our products only to the business market. We are dependent upon the continued and expanded use of our products by the business market and the acceptance of our products by the individual consumer. We have not yet made any sales to individual consumers and cannot assure you that they will be willing to purchase and use our products. Thus, both the timing and growth of market acceptance for our products are subject to a high level of uncertainty. Acceptance of our products will be highly dependent on a number of factors, including:

          -    competing products;

          - the development of technologies that will facilitate the use of our products by businesses and consumers;

          -    the ease-of-use and performance of our products; and

          -    the success of our marketing efforts.

We cannot assure you that we will be successful in obtaining market acceptance of our products or our new products. Failure to gain market acceptance of our products would limit our future growth.

WE MAINTAIN MANY STRATEGIC RELATIONSHIPS THAT ARE NOT SUBJECT TO WRITTEN AGREEMENTS AND MAY BE TERMINATED AT ANY TIME

Many of our strategic relationships are not governed by written or other formal agreements and are subject to termination at any time. These relationships include those with companies that have agreed to manufacture IPIX compatible digital cameras, technology companies and industry leaders who use our technology on their web sites. If any of our strategic relationships are terminated for any reason, it could negatively impact the growth of our product sales, which could materially harm our business.

OUR MARKET IS HIGHLY COMPETITIVE, AND OUR BUSINESS MAY FAIL IF WE ARE UNABLE TO COMPETE SUCCESSFULLY

The market for immersive imaging products and services is highly competitive, and we expect this competitiveness to continue. Our primary competitors are Apple Computer, Inc., Bamboo.com, Inc., Be Here Corporation, Black Diamond, Inc., Cyclovision, Inc., iMove, Inc. and Live Picture Corporation. Each of these companies develops and markets imaging products and services that provide a panoramic image experience. We compete with these companies on the basis of price, ease of use and picture resolution. Some of our competitors offer their products at lower prices and with greater picture resolution than us.

We cannot assure you that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. To compete effectively, we must:

          -    establish favorable brand name recognition for our products;

          -    introduce new versions of and enhancements to our products;

          -    price our products at appropriate and competitive levels; and

          -    provide strong marketing support to promote our products.

Some of our competitors have greater financial, marketing, distribution and technical resources than us. In addition, we compete with other companies in the traditional two-dimensional photography industry. Traditional photographs have significant and established customer acceptance. Our success will be dependent on our ability to compete with companies offering similar immersive imaging products and with companies in the traditional photography industry. If we are unable to compete effectively, our business may fail.

OUR GROWTH HAS PLACED SIGNIFICANT STRAIN ON OUR MANAGEMENT, AND IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS MAY FAIL

We have experienced significant growth in our business over the past two years, and the number of our customers and technology relationships has increased. In addition, the number of our employees has grown from 17 as of December 31, 1995, to 138 as of June 30, 1999. This growth has placed a significant strain on our management and resources. To manage our growth successfully, we must:

          - manage multiple relationships among various customers, suppliers and strategic partners;

          -    expand, train and manage our employees;

          -    maintain our research and development activities; and

          -    continue to improve our operational and financial systems.

We cannot assure you that we will be able to manage our growth successfully, and our failure to do so could cause our business to fail.

OUR SUCCESS IS DEPENDENT ON THE CONTINUED SERVICE OF OUR KEY EMPLOYEES AND OUR ABILITY TO ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL

Our future success depends on our ability to attract and retain key management, scientific, technical and other personnel. In addition, we must recruit additional qualified management, scientific, technical, marketing and sales and support personnel for our operations. Competition for this personnel is intense, and we cannot assure you that we will be successful in attracting or retaining personnel. The loss of the services of one or more members of our management group or our inability to hire additional qualified personnel as needed would limit our ability to grow our business.

OUR GROWTH STRATEGY OF DEVELOPING AND INCREASING PUBLIC RECOGNITION OF OUR BRAND AND ATTEMPTING TO INCREASE SALES OF OUR PRODUCTS THROUGH INCREASED SALES AND MARKETING EFFORTS MAY BE UNSUCCESSFUL

We believe that establishing and maintaining the IPIX brand is important to our efforts to increase our customer base. We intend to make significant expenditures in creating and maintaining distinct brand loyalty through traditional media advertising campaigns such as print, billboards and television and by increasing our sales and marketing activities. In addition, we are considering establishing a new web site through which we would sell IPIX-compatible digital cameras in an attempt to enhance IPIX key sales. Establishment of this new web site could involve significant expenditures on our part. If customers do not perceive our existing products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received or ultimately successful, the value of our brand could be diluted, in turn decreasing the attractiveness of our products. If we fail to increase our revenue as a result of our branding efforts or fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand without a corresponding increase in sales, our business could be harmed.

WE MAY NOT BE SUCCESSFUL IN IMPLEMENTING OUR STRATEGY TO EXPAND INTO INTERNATIONAL MARKETS

We presently sell our products domestically and internationally. We intend to expand our efforts to market our products internationally. We cannot assure you that our products will become widely accepted in any international markets. We may experience difficulty in managing international operations as a result of competition, technical problems, distance, language or cultural differences, and we cannot assure you that we will be able to successfully market our products in foreign markets.

As we expand our international efforts, we will be subject to the following risks:

          - failure of foreign countries to rapidly adopt the Internet and digital imaging;

          - unexpected changes in regulatory requirements, especially regarding the Internet;

          - slower payment and collection of accounts receivable than in our domestic market; and

          -    political and economic instability.

We may not be successful in increasing our international sales or expanding into international markets.

PROBLEMS RELATING TO THE YEAR 2000 COMPUTER PROBLEM COULD DISRUPT OUR BUSINESS

We are reliant on e-commerce transaction systems for the sale of our products over the Internet. If these systems fail due to year 2000 problems, our ability to conduct these transactions may be severely impacted.

The most reasonably likely worst-case scenario is a failure related to one or several of our external service providers including telecommunications providers, utilities or Internet commerce systems which we rely upon on a daily basis. A failure could cause any of the following:

          - protracted interruption of electrical power to our operations and Internet host servers which could materially adversely impact our ability to enable online transactions and other services;

          - significant or widespread failure of software products and services provided to us by third-parties; or

          - significant or widespread failure of third-party computer systems with which our systems interface.

We cannot assure you that we will not suffer any losses relating to these or other year 2000 problems. Any year 2000 compliance problems that either we, our customers or our vendors experience could disrupt our operations and negatively affect our ability to conduct business.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ADAPT TO TECHNOLOGICAL CHANGES AND, IF WE FAIL TO ADAPT TO THOSE CHANGES, OUR PRODUCTS MAY BECOME OBSOLETE

We compete in a market characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. These market characteristics are intensified by the emerging nature of the Internet and the multitude of companies offering Internet-based products and services. Thus, our success depends on our ability to adapt to rapidly changing technologies, to adapt our products to evolving industry standards and to continually improve the performance, features and reliability of our products in response to competitive products and shifting demands of the marketplace. In addition, the widespread adoption of Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify our products or infrastructure. Our failure to adapt to new technology in any of these areas could have a material adverse effect on our business, results of operations and financial condition.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in "Risk Factors" of our prospectus dated August 5, 1999 and those under Additional Factors Affecting our Future Results.

The words believe, may, will, should, anticipate, estimate, expect, intends, objective or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LITIGATION

On October 28, 1998, Minds-Eye-View, Inc. and Mr. Ford Oxaal filed a lawsuit against us in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that we breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The plaintiffs alleged that our technology wrongfully incorporated trade secrets and other know-how gained from them in breach of various affirmative claims, including trade secret theft. Minds-Eye and Mr. Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, the arbitration will proceed in Knoxville, Tennessee in the fall of 1999 to decide our affirmative claims against Mr. Oxaal.

On May 20, 1999, Mr. Oxaal filed a lawsuit against us, Kodak, Nikon and Cendant in the same court alleging that our technology infringes upon a patent claim for 360(Degree) spherical visual technology held by him. Mr. Oxaal claims that this alleged infringement is deliberate and willful and is seeking treble damages against us in an unspecified amount plus interest, an accounting by us, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement of his patent by us. We will assert defenses to Mr. Oxaal's claims as we believe we did not infringe any valid claims of his patent. We believe that Mr. Oxaal's claims are without merit and we intend to vigorously defend against his claims. If Mr. Oxaal were to prevail in this lawsuit, our business and financial condition could be materially adversely affected.

We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933, as amended, (No. 333-78983) relating to our initial public offering of common stock, was August 4, 1999. A total of 4,200,000 shares of our common stock, of which we sold 3,850,000 shares, were sold to an underwriting syndicate which was managed by J.P. Morgan & Co., Hambrecht & Quist, Morgan Keegan & Company, Inc. and Stephens, Inc. The offering commenced and was completed on August 5, 1999 at a price of $18.00 per share. As a result of the initial public offering we received gross proceeds of $69.3 million, $4.9 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $1.2 million. Our net proceeds from this offering were approximately $63.2 million, all of which were deposited into our accounts in August 1999 following the close of the offering. As of June 30, 1999, we had not received or applied any of the offering proceeds.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits
         Exhibit 27.1   Financial Data Schedule (for SEC use only)
     b.  Reports on Form 8-K
         None

                        INTERACTIVE PICTURES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  September 16, 1999              INTERACTIVE PICTURES CORPORATION
                                       (Registrant)

                                              /s/  James M. Phillips
                                       -----------------------------------------
                                       James M. Phillips
                                       Chief Executive Officer and Director

                                              /s/  John J. Kalec
                                       -----------------------------------------
                                       John J. Kalec
                                       Chief Financial Officer and
                                       Chief Accounting Officer

                        INTERACTIVE PICTURES CORPORATION

                         INDEX TO EXHIBITS FOR FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 1999


EXHIBIT NO.                  EXHIBIT DESCRIPTION
-----------                  -------------------

  27.1                       Financial Data Schedule