Form 10-Q
period 1999-09-30
INTERACTIVE PICTURES CORP
filed 1999-11-15
CIK 1061384

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended SEPTEMBER 30, 1999 Commission File No. 000-26893


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

16,562,713 shares of $0.001 par value common stock outstanding as of October 31, 1999

Page 1 of 20
Exhibit Index on Page 20

                        INTERACTIVE PICTURES CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

PART I--FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements...........................................................3-9

     Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................................................10-16

PART II--OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................16-17

     Item 2.  Changes in Securities and Use of Proceeds...................................................17

     Item 3.  Defaults Upon Senior Securities.............................................................17

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................17-18

     Item 5.  Other Information...........................................................................18

     Item 6.  Exhibits and Reports on Form 8-K............................................................18

Signatures................................................................................................19

Exhibit Index.............................................................................................20

PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                        INTERACTIVE PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,  September 30,
                                                                               1998          1999
                                                                             --------      ---------
In thousands                                                                    (1)       (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                    $  1,064      $   2,817
Securities available-for-sale                                                      --         65,396
Accounts receivable, less allowance for doubtful accounts of
   $170,000 at December 31, 1998 and $110,000 at September 30,
   1999 (unaudited)                                                               842          2,075
Inventory, less reserve for obsolescence of $100,000 at December
   31, 1998 and $140,000 at September 30, 1999 (unaudited)                        328          1,144
Prepaid expenses and other current assets                                         305          2,992
                                                                             --------      ---------
     Total current assets                                                       2,539         74,424
                                                                             --------      ---------
Property and equipment, net                                                     1,353          2,119
Other assets                                                                       97            151
                                                                             --------      ---------
     Total assets                                                            $  3,989      $  76,694
                                                                             ========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Convertible debenture                                                        $  1,000      $      --
Accounts payable                                                                  401            506
Accrued expenses                                                                1,656          2,067
Deferred revenue                                                                  118            223
                                                                             --------      ---------
     Total current liabilities                                                  3,175          2,796
                                                                             --------      ---------

Long-term portion of promissory note                                               21             15

Commitments and contingencies (Note 5)

Shareholders' equity:
Convertible preferred stocks:
   Series A $0.001 par value; 1,644,817 shares authorized, issued and outstanding at December 31, 1998
     ($6,577,526 aggregate liquidation value)                                         2             --
   Series B $0.001 par value; 674,279 shares authorized at
     December 31, 1998; 526,340 shares issued and
     outstanding at December 31, 1998 ($43,126,249 aggregate
     liquidation value at December 31, 1998)                                          1             --
   Series C $0.001 par value; 4,482,705 shares authorized at
     December 31, 1998; 2,357,058 shares issued and
     outstanding at December 31, 1998 ($13,999,990 aggregate
     liquidation value at December 31, 1998)                                          2             --
Common stock, $0.001 par value; 17,004,500 and 100,000,000
   shares authorized at December 31, 1998 and September 30, 1999
   (unaudited), respectively; 4,101,805 and 16,562,713 shares issued and outstanding at December 31, 1998 and
   September 30, 1999 (unaudited), respectively                                       4             17
Additional paid-in capital                                                       24,808        114,463
Deferred stock compensation                                                          --           (847)
Accumulated deficit                                                             (24,024)       (39,750)
                                                                               --------      ---------
     Total shareholders' equity                                                     793         73,883
                                                                               --------      ---------
     Total liabilities and shareholders' equity                                $  3,989      $  76,694
                                                                               ========      =========

(1) The December 31, 1998 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

                        INTERACTIVE PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three months ended    Nine months ended
                                                       September 30         September 30
                                                    -----------------    -------------------
In thousands, except per share data                 1998       1999       1998        1999
                                                   -------    -------    -------    --------
                                                       (unaudited)          (unaudited)
Revenues:
Products                                           $   753    $ 2,401    $ 1,832    $  5,406
Services                                                30         --        156          --
                                                   -------    -------    -------    --------
                                                       783      2,401      1,988       5,406
                                                   -------    -------    -------    --------
Cost of revenues:
Products                                               356      1,204        548       2,690
Services                                                28         --         85          --
                                                   -------    -------    -------    --------
                                                       384      1,204        633       2,690
                                                   -------    -------    -------    --------
Gross profit                                           399      1,197      1,355       2,716
                                                   -------    -------    -------    --------
Operating expenses:
Sales and marketing                                  2,238      5,809      5,625      12,429
Research and development                               780      1,005      1,928       2,653
General and administrative                             558      1,676      2,290       4,069
Non-cash compensation expense                           --         85         --         169
                                                   -------    -------    -------    --------
Total operating expenses                             3,576      8,575      9,843      19,320
Interest income                                         90        591        248         889
Interest expense                                       (57)        --       (177)        (12)
Other income (expense), net                             23         --         23          --
                                                   -------    -------    -------    --------
Net loss                                           $(3,121)   $(6,787)   $(8,394)   $(15,727)
                                                   =======    =======    =======    ========

Basic and diluted loss per common share (Note 4)   $ (0.78)   $ (0.55)   $ (1.71)   $  (2.28)



See accompanying notes to the unaudited condensed consolidated financial statements

                        INTERACTIVE PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine months ended
                                                                                  September 30,
                                                                                1998        1999
                                                                              --------    --------
In thousands                                                                      (unaudited)
Cash flows from operating activities:
Net loss                                                                      $ (8,394)   $(15,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                       156         256
Compensation expense related to issuance of stock options                           --         169
Expense related to issuance of warrants                                             --          26
Provision for doubtful accounts receivable                                         (20)         73
Gain on disposal of fixed assets                                                    --          (6)
Accretion of available-for-sale securities discounts and premiums                 (153)       (424)
Provision for inventory obsolescence                                                --          40
Changes in operating assets and liabilities:
   Accounts receivable                                                            (144)     (1,305)
   Inventory                                                                      (278)       (855)
   Prepaid expenses and other current assets                                      (209)     (1,529)
   Other assets                                                                     85        (213)
   Accounts payable                                                                 72         105
   Accrued expenses                                                                281        (534)
   Deferred revenue                                                                (37)        105
                                                                              --------    --------
      Net cash used in operating activities                                     (8,641)    (19,819)
                                                                              --------    --------
Cash flows from investing activities:
Purchases of furniture and equipment                                              (626)     (1,058)
Purchases of available-for-sale securities                                      (7,831)    (78,964)
Maturities of available-for-sale securities                                      5,000      13,992
Proceeds from disposal of equipment                                                 --          42
                                                                              --------    --------
      Net cash used in investing activities                                     (3,457)    (65,988)
                                                                              --------    --------
Cash flow from financing activities:
Net proceeds from issuance of common stock                                          --      63,696
Net proceeds from issuance of preferred stock                                   13,899      26,876
Repurchase of preferred and common stock                                        (1,326)     (3,730)
Proceeds from exercise of warrants                                                  --         724
Repayments of promissory note                                                       (6)         (6)
                                                                              --------    --------
      Net cash provided by financing activities                                 12,567      87,560
                                                                              --------    --------
Net increase in cash and cash equivalents                                          469       1,753
Cash and cash equivalents, beginning of period                                   1,826       1,064
                                                                              --------    --------
Cash and cash equivalents, end of period                                      $  2,295    $  2,817
                                                                              ========    ========

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

   During August 1999, the Company issued $1.0 million of common stock (55,556 shares) to Creative Artists Agency as an advertising alliance fee.

See accompanying notes to the unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Interactive Pictures Corporation and its wholly-owned subsidiary, Interactive Picture UK Limited. The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1998. The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 1999, and the results of its operations and its cash flows for the three month periods and nine month periods ended September 30, 1998 and 1999. All such adjustments are of a normal recurring nature.

2.  RESULTS OF OPERATIONS

The results of operations for the three month periods and nine month periods ended September 30, 1998 and 1999, are not necessarily indicative of the results to be expected for the respective full years.

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

In August 1999, the Company raised net proceeds of $63.5 million from our initial public offering of our common stock.

In order to comply with certain underwriting compensation rules of the National Association of Securities Dealers, Inc., the Company repurchased an aggregate of 484,367 shares of our common stock upon the consummation of the initial public offering for an aggregate repurchase price of $3,730,000. This repurchase transaction was completed in September 1999.

4.  LOSS PER SHARE

NET LOSS PER SHARE. The Company computes net loss per share in accordance with SFAS No.128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company's preferred stock and convertible debenture.

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                      -------------------    -------------------
In thousands, except per share data    1998        1999       1998        1999
                                      -------    --------    -------    --------
                                          (UNAUDITED)            (UNAUDITED)
NUMERATOR:
Net loss                              $(3,121)   $ (6,787)   $(8,394)   $(15,727)

DENOMINATOR:
Weighted average shares                 4,013      12,297      4,899       6,913

NET LOSS PER SHARE:
Basic and diluted                     $ (0.78)   $  (0.55)   $ (1.71)   $  (2.28)


5.  COMMITMENTS AND CONTINGENCIES

In October 1998, a lawsuit was filed against the Company. This lawsuit alleged that the Company breached a duty of confidence, made misrepresentations and misappropriated trade secrets. The Company removed this action to arbitration and cross-claimed alleging various affirmative claims. The court dismissed the lawsuit in May 1999, upon motion of the plaintiffs. However, arbitration is expected to take place in the spring of 2000. In May 1999, one of the original plaintiffs filed a second lawsuit against the Company alleging patent infringement. Management believes that the claims are without merit and intends to vigorously defend against such claims. Since the plaintiffs have not specified in their lawsuit the amount of damages they seek, an estimate of the ultimate liability of the Company cannot be made. If the Company does not effectively defend against the claims, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

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

                                                    RESEARCH AND
                                                     DEVELOPMENT
                                          IPIX        SERVICES
In thousands                            PRODUCTS     FOR OTHERS     TOTAL
THREE MONTHS ENDED SEPTEMBER 30,
  1998
Revenues                                 $  753         $ 30         $  783
Gross profit                                397            2            399

  1999
Revenues                                  2,401           --          2,401
Gross profit                              1,197           --          1,197

NINE MONTHS ENDED SEPTEMBER 30,
  1998
Revenues                                  1,832          156          1,988
Gross profit                              1,284           71          1,355

  1999
Revenues                                  5,406           --          5,406
Gross profit                              2,716           --          2,716


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

                 ---------------------------------------------

                                                 THREE MONTHS             NINE MONTHS
                                                     ENDED                   ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                             -------------------       -------------------
                                              1998         1999         1998         1999
                                             ------       ------       ------       ------
Revenues
  Products                                     96.2%       100.0%        92.2%       100.0%
  Services                                      3.8           --          7.8           --
                                             ------       ------       ------       ------
                                              100.0        100.0        100.0        100.0
Cost of revenues
  Products                                     45.4         50.2         27.5         49.7
  Services                                      3.6           --          4.3           --
                                             ------       ------       ------       ------
                                               49.0         50.2         31.8         49.7
                                             ------       ------       ------       ------
Operating expenses
  Sales and marketing                         285.8        241.9        282.9        229.9
  Research and development                     99.6         41.9         97.0         49.1
  General and administrative                   71.3         69.8        115.2         75.3
  Non-cash compensation expense                  --          3.5           --          3.1
                                             ------       ------       ------       ------
     Total operating expenses                 456.7        357.1        495.1        357.4
                                             ------       ------       ------       ------
Interest and other income (expense), net        7.2         24.6          4.7         16.2
                                             ------       ------       ------       ------
     Net loss                                (398.5)%     (282.7)%     (422.2)%     (290.9)%
                                             ======       ======       ======       ======

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1998

Revenues. Total revenues increased to $2,401,000 in the third quarter of 1999, compared to $783,000 in the third quarter of 1998, an increase of $1,618,000 or 206.6%. Product revenues increased to $2,401,000 from $753,000, an increase of $1,648,000. This increase was due primarily to an increase in sales of IPIX keys and kits to customers in the corporate and e-commerce and real estate markets and, to a lesser extent, an increase in international sales. We sold 60,298 IPIX keys in the third quarter of 1999, compared to 13,518 keys in the third quarter of 1998, an increase of 46,780 keys. We did not have service revenues in the third quarter of 1999, compared to $30,000 in the third quarter of 1998. We have de-emphasized our services business and are not currently performing any research and development projects for others.

Cost of Revenues. Cost of product revenues consists primarily of the costs of the studio and the digital camera and related hardware included in our IPIX kits. Cost of product revenues increased to $1,204,000 in the third quarter of 1999, compared to $356,000 in the third quarter of 1998, an increase of $848,000. Cost of product revenues as a percentage of product revenues increased from 47.3% in the third quarter of 1998 to 50.1% in the third quarter of 1999. Cost of service revenues consists primarily of labor costs. In the third quarter of 1998, cost of service revenues was $28,000, or 93.3% of service revenues. We did not incur any cost of service revenues in the third quarter of 1999.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions paid to our direct sales, marketing and telemarketing groups, expenses relating to advertising and public relations and studio expenses incurred for production of demonstration products. Sales and marketing expenses increased to $5,809,000 in the third quarter of 1999, compared to $2,238,000 in the third quarter of 1998, an increase of $3,571,000, or 159.6%. This increase was due primarily to a significant increase in our sales force and advertising expenses.

Research and Development. Research and development expenses consist primarily of compensation and other expenses related to the ongoing support of existing product lines and development costs associated with future product introductions. Research and development expenses increased to $1,005,000 in the third quarter of 1999, compared to $780,000 in the third quarter of 1998, an increase of $225,000, or 28.8%. This increase was due primarily to additional staffing and associated costs in our research and development effort.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs of the executive, finance and human resource departments and outside professional services fees. General and administrative expenses increased to $1,676,000 in the third quarter of 1999, compared to $558,000 in the third quarter of 1998, an increase of $1,118,000, or 200.4%. This increase was due primarily to personnel and related costs.

Interest and Other Income (Expense). Interest and other income (expense) consists primarily of interest earned on our investments of cash, net of interest paid on borrowed funds. Net interest and other income increased to $591,000 in the third quarter of 1999, compared to $56,000 in the third quarter of 1998, a change of $535,000. This change was due primarily to increased earnings on our investments as a substantial portion of funds raised from our 1999 stock issuances have been invested in securities available-for-sale.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. Total revenues increased to $5,406,000 in the first nine months of 1999, compared to $1,988,000 in the first nine months of 1998, an increase of $3,418,000 or 171.9%. Product revenues increased to $5,406,000 from $1,832,000, an increase of $3,574,000. This increase was due primarily to an increase in sales of IPIX keys and kits to customers in the corporate and e-commerce and real estate markets and, to a lesser extent, an increase in international sales. We sold 120,571 IPIX keys in the first nine months of 1999, compared to 30,346 keys in the first nine months of 1998, an increase of 90,225 keys. We did not have service revenues in the first nine months of 1999, compared to $156,000 in the first nine months of 1998.

Cost of Revenues. Cost of product revenues increased to $2,690,000 in the nine months ended September 30, 1999, compared to $548,000 in the nine months ended September 30, 1998, an increase of $2,142,000. Cost of product revenues as a percentage of product revenues increased from 29.9% in the first nine months of 1998 to 49.8% in the first nine months of 1999. This increase was due primarily to the costs of the digital camera and related hardware included in our kits which were not available in the first half of 1998. In the first nine months of 1998, cost of service revenues was $85,000 or 54.5% of service revenues. We did not incur any cost of service revenues in the nine months ended September 30, 1999.

Sales and Marketing. Sales and marketing expenses increased to $12,429,000 in the first nine months of 1999, compared to $5,625,000 in the first nine months of 1998, an increase of $6,804,000, or 121.0%. This increase was due primarily to a significant increase in our sales force and advertising expenses.

Research and Development. Research and development expenses increased to $2,653,000 in the first nine months of 1999, compared to $1,928,000 in the first nine months of 1998, an increase of $725,000, or 37.6%. This increase was due primarily to increased staffing and associated costs in our research and development effort.

General and Administrative Expenses. General and administrative expenses increased to $4,069,000 in the first nine months of 1999, compared to $2,290,000 in the first nine months of 1998, an increase of $1,779,000, or 77.7%. This increase was due primarily to personnel and related costs.

Interest and Other Income (Expense). Net interest and other income increased to $877,000 in the first nine months of 1999, compared to $94,000 in the first nine months of 1998, a change of $783,000. This change was due primarily to increased earnings on our cash investments and a reduction in the amount of our indebtedness.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the private placements of capital stock and a convertible debenture. In the first quarter of 1999, we raised $27,000,000 through the sale of our Series D preferred stock. In August 1999, we raised net proceeds of $63.5 million from our initial public offering of our common stock. At September 30, 1999, we had $2,817,000 of cash and cash equivalents and $65,396,000 in securities available-for-sale.

Net cash used in operating activities was $8,641,000 for the nine months ended September 30, 1998 and $19,819,000 for the nine months ended September 30, 1999. Net cash used for operating activities in each of these periods is primarily a result of net losses.

Net cash used in investment activities was $3,457,000 for the nine months ended September 30, 1998 and $65,988,000 for the nine months ended September 30, 1999. Net cash used in investing activities was related to the net purchases and maturities of short-term investments and the acquisition of computer software and hardware and other equipment.

Net cash provided by financing activities was $12,567,000 for the nine months ended September 30, 1998 and $87,560,000 for the nine months ended September 30, 1999. The net cash provided by financing activities for these periods was due primarily to the sale of shares of our common and preferred stock.

In order to comply with certain underwriting compensation rules of the National Association of Securities Dealers, Inc., we repurchased an aggregate of 484,367 shares of our common stock upon the consummation of the initial public offering for an aggregate repurchase price of $3,730,000. This repurchase transaction was completed in September 1999.

We anticipate an increase in the rate of capital expenditures and other expenses consistent with our anticipated growth in personnel, operations and marketing activities. We anticipate utilizing a portion of the net proceeds of our recently completed common stock offering to expand our sales and marketing activities and enhance our research and development through the next twelve months. We also may use cash to acquire or license technology, products or business related to our current business. We anticipate that our operating expenses will continue to grow as we make investments in our sales and marketing and distribution capabilities and that our operating expenses will be a material use of our cash resources for the foreseeable future.

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

Our primary risks of year 2000 failures are those related to external service providers including telecommunications, electrical power and Internet commerce systems that we rely upon daily. The most reasonably likely worst-case scenario is a failure related to one or several of our external service providers referenced above. A failure could cause any of the following: protracted interruption of electrical power to our operations and Internet host servers which could materially and adversely impact our ability to enable online transactions and other services; significant or widespread failure of software products and services provided to us by third parties; or significant or widespread failure of third party computer systems with which our systems interface.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

INFLATION

Inflation has not had a significant impact on our operations to date.

FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in "Risk Factors" of our prospectus dated August 5, 1999.

The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intends", "objective" or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LITIGATION

On October 28, 1998, Minds-Eye-View, Inc. and Mr. Ford Oxaal filed a lawsuit against us in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that we breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The plaintiffs alleged that our technology wrongfully incorporated trade secrets and other know-how gained from them in breach of various affirmative claims, including trade secret theft. Minds-Eye and Mr. Oxaal voluntarily dismissed their suit on May 19, 1999. Although the lawsuit was dismissed, an arbitration is proceeding in Knoxville, Tennessee to decide this dispute with Mr. Oxaal.

On May 20, 1999, Mr. Oxaal filed a lawsuit against us, Kodak, Nikon and Cendant in the same court alleging that our technology infringes upon a patent claim for 360E spherical visual technology held by him. Mr. Oxaal claims that this alleged infringement is deliberate and willful and is seeking treble damages against us in an unspecified amount plus interest, an accounting by us, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement of his patent by us. We will assert defenses to Mr. Oxaal's claims as we believe we did not infringe any valid claims of his patent. We believe that Mr. Oxaal's claims are without merit and we intend to vigorously defend against his claims. If Mr. Oxaal were to prevail in this lawsuit, our business and financial condition could be materially adversely affected.

We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933, as amended, (No. 333-78983) relating to our initial public offering of common stock, was August 4, 1999. A total of 4,200,000 shares of our common stock, of which we sold 3,850,000 shares, were sold to an underwriting syndicate which was managed by J.P. Morgan & Co., Hambrecht & Quist, Morgan Keegan & Company, Inc. and Stephens, Inc. The offering commenced and was completed on August 5, 1999 at a price of $18.00 per share. As a result of the initial public offering we received gross proceeds of $69.3 million, $4.9 million of which was applied toward the underwriting discount. Other expenses related to the offering totaled approximately $900,000. Our net proceeds from this offering were $63.5 million, all of which were deposited into our accounts in August 1999 following the close of the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 30, 1999, Interactive Pictures Corporation held a Special Meeting of Shareholders to consider and vote on three matters:

X    to approve and adopt the Articles of Amendment to the Charter of IPIX that would effect a .34009-for-1 reverse stock split of the $0.001 par value common stock and the $0.001 par value preferred stock of IPIX;

X    to amend and restate the Bylaws of IPIX, adding provisions that will enable IPIX to protect itself from unsolicited, hostile takeover attempts; and

X    to approve and adopt the Fourth Amended and Restated Charter of IPIX that would, among other things, authorize 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value of preferred stock of IPIX.

Shareholders holding 22,579,711 (before adjustment of the voted upon stock split), or 85%, of the shares outstanding at that time, approved each of the foregoing proposals.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits
                  Exhibit 27.1  Financial Data Schedule
         b.       Reports on Form 8-K
                  None

                        INTERACTIVE PICTURES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 1999             INTERACTIVE PICTURES CORPORATION
                                    (Registrant)

                                    /s/ John J. Kalec
                                    --------------------------------------------
                                    John J. Kalec
                                    Chief Financial Officer and
                                    Chief Accounting Officer

                        INTERACTIVE PICTURES CORPORATION

                         INDEX TO EXHIBITS FOR FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

EXHIBIT NO.          EXHIBIT DESCRIPTION
-----------          -------------------

   27.1             Financial Data Schedule (for SEC use only)